Form 10-K
period 1999-12-31
WORLD OMNI 1999-A AUTOMOBILE LEASE SECURITIZATION TRUST; WORLD OMNI LEASE SECURITIZATION L P /DE/; AUTO LEASE FINANCE L P
filed 2000-03-31
CIK 1073186, 920343, 1034937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

( X )* ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
* On March 9, 2000, Registrant filed a Form 15, Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities & Exchange Act of 1934, therefore, this will be the last filing for the Registrant.

For the fiscal year ended December 31, 1999.

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from      April 1, 1999 to December 31, 1999

Commission file number 333-74475
------------------------------


            World Omni 1999-A Automobile Lease  Securitization Trust (Exact name of registrant as specified in its charter)


            Delaware                                   Non-applicable
            -------                                      ----------
  (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                  120 NW 12TH Avenue, Deerfield Beach, FL 33442
                ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                  (954)429-2200
                                  -------------
                         (Registrant's telephone number,
                              including area code)

      Securities registered pursuant to Section 12(g) of the Act:

   Floating Rate Automobile Lease Asset-Backed Notes, Class A-1 Floating Rate Automobile Lease Asset-Backed Notes, Class A-2 Floating Rate Automobile Lease Asset-Backed Notes, Class A-3 Floating Rate Automobile Lease Asset-Backed Notes, Class A-4
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of December 31, 1999, the aggregate market value of the Class A-1, Class A-2, Class A-3 and Class A-4 Notes was $1,073,472,000.


                       Documents incorporated by reference

                                      None.

           World Omni 1999-A Automobile Lease Securitization Trust*

                                     PART I

ITEM 2.  PROPERTIES

           The World Omni Floating Rate Automobile Lease Asset-Backed Class A Notes consist of four classes of notes (respectively, the "Class A-1 Notes",the "Class A-2 Notes, the "Class A-3" Notes and the "Class A-4 Notes", and collectively, the "Class A Notes") issued by the World Omni 1999-A Automobile Lease Securitization Trust (the "Trust"), a Delaware business trust created pursuant to a Securitization Trust Agreement between World Omni Lease Securitization L.P.(the "Transferor"),Chase Manhattan Bank, Delaware, as owner trustee (the "Owner Trustee") and Harris Trust & Savings Bank, Delaware, as indenture trustee (the "Indenture Trustee").

     The Class A Notes were issued pursuant to an Indenture between the Trust and the Indenture Trustee. The Class A Notes are secured by the property of the Trust, which consists of a 100% undivided interest in a Special Unit of Beneficial Interest (the "SUBI"), which, in turn, evidences a beneficial interest in certain specified assets of World Omni LT, an Alabama trust (the "Origination Trust"), monies on deposit in certain accounts and other assets. The assets of the Origination Trust (the "Origination Trust Assets") consist of retail closed-end lease contracts assigned to the Origination Trust by dealers in the World Omni Financial Corp. ("World Omni") network of dealers, the automobiles and light duty trucks relating thereto, and payments made under certain insurance policies relating to such lease contracts, the related lessees and such leased vehicles, including the Residual Value Insurance Policy, and certain other assets. World Omni will service the lease contracts included in the Origination Trust Assets.

     The SUBI initially evidences a beneficial interest in specified Origination Trust Assets, including certain lease contracts, the automobiles and light duty trucks relating to such lease contracts, certain monies due under or payable in respect of such lease contracts and leased vehicles on or after March 31, 1999, payments made under certain insurance policies relating to such lease contracts, the related leasses and such leased vehicles, including the Residual Value Insurance Policy, and certain other Origination Trust Assets (collectively, the "SUBI Assets"). From time to time until principal is first distributed to the Noteholders, principal collections on the SUBI Assets are reinvested in additional lease contracts and related Origination Trust Assets, which at the time of reinvestment become SUBI Assets.

     A summary of lease contracts and related leased vehicles allocated to SUBI Assets and delinquency information follows (unaudited):

                                        Units              Book Balance
                                                           ($ in 000's)
Lease Contracts outstanding,
  04/1/99                               49,883
Prepayments                             (1,246)            $ 29,307,992.77
Scheduled Terminations                      (7)            $    116,812.10
Charge-Offs                               (283)            $  6,124,594.11
Lease contracts outstanding,
  11/30/99                              52,120

Delinquent lease contracts as of November 30, 1999:

                                        Units              ($in 000's)
31-60 days                                 463             $   9,874,164
61-90 days                                  60             $   1,294,362
91 days +                                   16             $     368,473
                                        -------                   -------
  TOTAL                                    539             $  11,536,999

     Losses on repossessions for the period ending November 30, 1999 were $6,124,594.11 on 283 charge-offs.

         *The information provided herein is being provided in accordance with the registrant's no-action letter to the SEC dated as of August 25, 1994.


ITEM 3.  LEGAL PROCEEDINGS

         As of December 31, 1999, there were no material legal proceedings in respect to the Trust or the Origination Trust. The Origination Trust is a
defendant in various cases which constitute ordinary routine litigation incidental to its business as an assignee of leased vehicles and leases.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No vote or consent of the holders of the Class A Notes has been solicited.

                                     Part II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Depository Trust Company is registered holder of all Class A Notes.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III
                                    --------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT**

Beneficial owners of more than 5% of the Class A-1 Notes at December 31, 1999:

                                                                   Amount of           Percent
Title of Class                    Name                             Certificates Held   of Class

Beneficial owners of more than 5% of the Class A-1 Notes at December 31, 1999:

Class A-1                         State Street Bank and Trust      154,200,000         46.73%
                                     Company
                                  1776 Heritage Drive
                                  Global Corporte Action Unit
                                  North Quincy, MA  02171

Class A-1                         Boston Safe Deposit and Trust     80,100,000         24.27%
                                     Company
                                  c/o Mellon Bank N.A.
                                  Three Mellon Bank Center
                                  Room 153-3015
                                  Pittsburgh, PA  15259

Class A-1                         Bankers Trust Company             29,100,000          8.82%
                                  c/o BT Services Tennessee Inc.
                                  648 Grassmere Park Drive
                                  Nashville, TN  37211

Class A-1                         Chase Manhattan Bank              22,600,000          6.85%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY  10004

Class A-1                         Northern Trust Company            18,200,000          5.52%
                                  801 South Canal
                                  Chicago, IL  60607


Beneficial owners of more than 5% of the Class A-2 Notes at December 31, 1999:

Class A-2                         Citibank, N.A.                   133,300,000         43.00%
                                  P.O. Box 30576
                                  Tampa, FL  33630-3576

Class A-2                         Bankers Trust Company             42,550,000         13.75%
                                  c/o BT Services Tennessee, Inc.
                                  648 Grassmere Park Drive
                                  Nashville, TN  37211

Class A-2                         Bank of New York                  34,550,000         11.15%
                                  925 Patterson Plank Road
                                  Secaucas, NJ  07094

Class A-2                         BNY/ITCSPE                        25,000,000          8.07%
                                  One Chase Manhattan Plaza
                                  58th Floor
                                  Secaucus, NJ  07094

Class A-2                         Northern Trust Company            25,000,000          8.07%
                                  801 South Canal
                                  Chicago, IL  60607

Class A-2                         Citibank, N.A.                    21,450,000          6.92%
                                  P.O. Box 30576
                                  Tampa, FL  33630-3576


Beneficial owners of more than 5% of the Class A-3 Notes at December 31, 1999:


Class A-3                         Chase Manhattan Bank             107,180,000         43.04%
                                  4 New York Plaza
                                  13th Floor
                                  New York, NY  10004

Class A-3                         Bankers Trust Company             83,245,000         33.43%
                                  c/o BT Services Tennessee Inc.
                                  648 Grassmere Park Drive
                                  Nashville, TN  37211

Class A-3                         Harris Trust & Savings Bank       15,000,000          6.02%
                                  Proxy Operations
                                  111 West Monroe Street
                                  Chicago, IL  60603


Beneficial owners of more than 5% of the Class A-4 Notes at December 31, 1999:


Class A-4                         Chase Manhattan Bank              58,472,000         31.70%
                                  4 New York Plaza
                                  New York, NY  10004

Class A-4                         Bank of New York                  43,000,000         23.31%
                                  925 Patterson Plank Road
                                  Secaucas, NJ  07094

Class A-4                         Bank of New York/CDC-FP           43,000,000         23.31%
                                  One Wall Street
                                  New York, NY  10286

Class A-4                         HSBC Bank USA Replubic Investment 20,000,000         10.84%
                                     Account
                                  One Hanson Place, Lower Level
                                  Brooklyn, NY  11243

Class A-4                         State Street Bank and Trust       20,000,000         10.84%
                                     Company
                                  1776 Heritage Drive
                                  Global Corporate Action Unit
                                  North Quincy, MA  02171


**Source: The Depository Trust Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no transactions of the type described in S-K item 404(a)(3) between the Trust and any 5% beneficial owner of the Class A Notes.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 10-K

         (1)      Annual Officer's Certificate
         (2)      Annual Accountants' Report*
         (3)      Summary of Monthly Reports
         (4)      Statutory Financial Statements - American International Group

--------------------
* The Accountants' Report relates to compliance with the requirements of the Servicing Agreement. It is not being filed because the distribution of such Report is restricted to the parties to the Servicing Agreement. Per Statement on Auditing Standards AU 623.20 the restriction arises because the matters on which the accountant is reporting are set forth in a document that is not available to other persons. A copy of the Report will be provided to the Securities and Exchange Commission upon request, at which time the Registrant will request confidential treatment of the Report. The limited distribution of this type of Report was discussed at a SEC Regulations Committee meeting on March 7, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          World Omni 1999-A Automobile Lease Securitization Trust
          -------------------------------------------------------
                                  (Registrant)

                                      BY:  World Omni Financial Corp.,
                                                  as Servicer


Date:     March 31, 2000             BY:  /s/Alan J. Browdy
          -----------------             -----------------------------------
                                        Alan J. Browdy
                                        Vice President Accounting
                                        Corporate Controller
                                        World Omni Financial Corp.

                                        (Duly Authorized Officer of the Servicer on behalf of the Trust)

                                  EXHIBIT INDEX

                  Exhibit                                            Page No.

(1)      Annual Officer's Certificate                                   1

(2)      Annual Accountants' Report (not being filed)

(3)      Summary of Monthly Reports                                     2

(4)      Index to Stautory Financial Statements - American              10
         International Speciality Lines Insurance Company

